Form 10-K/A
period 2000-12-31
NORWEST ASSET SEC CORP MORT PAS THR CER SER 2000-2 TR
filed 2002-07-29
CIK 1109901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-33

                         Norwest Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-2 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2320426
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Norwest Asset Securities Corporation Series 2000-2 Trust established pursuant to the Pooling and Servicing Agreement among Norwest Asset Securities Corporation as Seller and Norwest Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Norwest Asset Securities Corporation Series 2000-2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Norwest Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-2 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Hibernia National Bank  <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  National City Mortgage Company <F1>
                     d)  Wells Fargo Home Mortgage, Inc <F1>
                     e)  Chevy Chase FSB <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  Central National Bank <F1>
                     h)  America First Credit Union <F1>
                     i)  Bancoklahoma Mortgage <F1>
                     j)  Downey Savings <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)


ERNST&YOUNG     (logo)

Ernst& Young LLP
200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


       Report of Independent Accountants on Report on Management's Assertion
          on Compliance with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

         The Directors' Audit Committee
         Hibernia Corporation

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank
         (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

         In our opinion, management's assertion that the Company complied with the aforinentioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



         March 26, 2001


   EX-99.1 (b)


    Suite 2700, Independent Square
    One Independent Drive
    PO. Box 190
    Jacksonville, FL 32201-0190

    Independent Auditors' Report

    The Board of Directors
    HomeSide Lending, Inc.:

    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of S76 million and $20 million, respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 3 )0, 2000 is fairly stated, in all material respects.

    LCP

    M M 0 T

    December 1, 2000


    By

    LB

    KPMG LLP KPMG LLP a US. 1imited liability partinership, is all member of KPMG international, a Swiss ass:xiavon.




EX-99.1 (c)

ERNST&YOUNG    (logo)
Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

                  Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                          Report of Independent Accountants

          Board of Directors
          National City Mortgage Co.

          We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
          (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

          In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

          This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

          February 2, 2001





EX-99.1 (d)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001

   EX-99.1 (e)


   ARTHURANDERSEN  (logo)


                        INDEPENDENT ACCOUNTANT'S REPORT



    To the Board of Directors of
    Chevy Chase Bank, F.S.B.:


    We have examined management's assertion about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 2000 included in the accompanying Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements. Management is responsible for Chevy Chase Bank, F.S.B.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and
    omissions policy.   Our responsibility is to express an opinion on
    management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion regarding Chevy Chase Bank, F.S.B.'s compliance with the aforementioned minimum servicing standards and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

    Vienna, VA
    December 7, 2000


   EX-99.1 (f)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939



                         Report of Independent Accountants


        Board of Directors
        The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001



    EX-99.1 (g)

    KPMG  (logo)

    345 Riverview
    Suite 100
    Wichita, KS 67203



                              Independent Accountants' Report



    The Board of Directors
    Central National Bank:

    We have examined management's assertion about Central National Bank's
    (the Bank)compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single
    Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Bank's compliance with the minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    February 2, 2001

   EX-99.1 (h)

Deloitte & Touche LLP
Suite 1800
50 South Main Street
Salt Lake City, Utah 84144-0158

Tel: (801) 328-4706
Fax: (801) 355-7515
www.us.deloitte.com

Deloitte & Touche   (logo)



INDEPENDENT AUDITORS' REPORT

To the Supervisory Committee of
America First Credit Union:

We have examined management's assertion about America First Credit Union's (AFCU's) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for AFCU's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about AFCU's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AFCU's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AFCU's compliance with the minimum servicing standards.

In  our  opinion,   management's   assertion   that  AFCU   complied   with  the
aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    Deloitte & Touche LLP

    March 19, 2001



        Deloitte   (logo)
        Touche
        Tohmatsu


   EX-99.1 (i)




    ERNST&YOUNG (logo)

    Ernst & Young LLP
    3900 One Williams Ctr.
    P.O. Box 1529
    Tulsa, Oklahoma 74101

    Phone:  (918) 560-3600
    Fax:    (918) 560-3691
    www.ey.com



                   Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
                 Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Accountants

         Risk Oversight and Audit Committee
         BOK Financial Corporation and Subsidiaries
         (including Bank of Oklahoma, N.A.)

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Bank of Oklahoma, N.A. (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

         In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Risk Oversight and Audit Committee, management, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.


         March 21, 2001


         Ernst & Young LLP is a member of Ernst & Young International, Ltd.


     EX-99.1 (j)


     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568



                    INDEPENDENT ACCOUNTANTS' REPORT



     The Board of Directors
     Downey Financial Corp.:


     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



      January 17, 2001


   EX-99.1 (k)




    PRICEWATERHOUSECOOPERS   (logo)


    PricewaterhouseCoopers LLP
    3600 HSBC Center
    Buffalo NY 14203-2879
    Telephone (716) 856 4650
    Facsimile (716) 856 1208

                  Loan Servicing Report of Independent Accountants

    To the Board of Directors and Stockholder of M&T Mortgage Corporation

    We have examined management's assertion about M&T Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for M&T Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about M&T Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on M&T Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that M&T Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 14, 2001


    EX-99.1 (l)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001




EX-99.2 (a)


HIBERNIA (logo)
MEMBER FDIC



MANAGEMENT ASSERTION


As of and for the period ended December 31, 2000, Hibernia National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.




Gerald J. Lachney
Assistant Vice President



September 13, 2001










HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, Los Angeles 70821 * 225-381-2000


   EX-99.2 (b)

HOMESIDE
LENDING, INC.  (logo)




Management Assertion Letter



As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.




William Glasgow, Jr.





December 1, 2000







Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209


   EX-99.2 (c)




         National City Mortgage Co.
         3232 Newmark Drive
         Miamisburg, Ohio 45342
         Telephone (937) 910-1200

         Mailing Address:
         P.O. Box 1820
         Dayton, Ohio 45401-1820

            Management's Assertion on Compliance with Minimum Servicing
          Standards Set Forth in the Uniform Single Attestation Program for
                                  Mortgage Bankers

                              Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.



         T. Jack Case Jr., Executive Vice President

         February 2. 2001



    EX-99.2 (d)

    Wells Fargo Home Mortgage   (logo)

    1 Home Campus
    Des Moine, IA 50328-0001


                          Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date

   EX-99.2 (e)

CHEVY CHASE BANK

Chevy Chase Bank
8401 Connecticut Avenue
Chevy Chase, Maryland 20815

Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements

As of and for the year ended September 30, 2000, Chevy Chase Bank, F.S.B. (The "Bank") has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the requirement to maintain a minimum mortgage servicing errors and omissions insurance coverage. On September 30, 2000, Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $l0,000,000, respectively. On September 30, 2000, the Bank had a mortgage servicing errors and omissions insurance coverage requirement of $10,569,000. Subsequent to September 30, 2000, management retroactively increased the Bank's errors and omissions insurance coverage to continuously meet the minimum requirement.

Alexander R.M. Boyle
Vice Chairman of the Board


Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer


Vicki L. Parry
Vice President



December 7, 2000

H:/finrpt/alison/letters/USAPASRT


   EX-99.2 (f)

Huntington
Mortgage
Company  (logo)


Report of Management



We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.





Thomas J. Finnegan III
President and Chief Executive Officer




Irving A. Adler
Senior Vice President




March 6, 2001

   EX-99.2 (g)

Central
National Bank (logo)

Management Assertion

As of and for the year ended December 31, 2000, Central National Bank (the
Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond in the amount of $4,750,000 and a Mortgage Errors and Omissions Policy in the amount of $1,000,000.

Edward J. Meekins, Vice President

DATE: January 4, 2001

Member F.D.I.C.


   EX-99.2 (h)

AMERICA FIRST CREDIT UNION   (logo)


As of and for the year ended  December 31, 2000, America First Credit Union
(AFCU) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, AFCU had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $500,000, respectively.



    Rick Craig, President and CEO                       March 19, 2001

    Rex Rollo, Chief Financial Officer                  March 19, 2001

    Larry Kano, Mortgage Servicing Department Manager   March 19, 2001


                              With You In Mind

    P.O. BOX 9199 * OGDEN, UT 84409 * (801) 627-0900 * SALT LAKE CITY, UT
    (801) 966-5553 * WATS-IN-STATE AND OUT-OF-STATE 1-800-999-3961

                              www.americafirst.com


   EX-99.2 (i)






     BOk Mortgage (logo)

     7060 South Yale
     Tulsa, Oklahoma 74136-5716

            Management's Assertion on Compliance with Minimum Servicing
          Standards Set Forth in the Uniform Single Attestation Program for
                                  Mortgage Bankers

                         Report of Management

    We, as members of management of Bank of Oklahoma, N.A. (the "Bank"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.

    As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $15 million and $10 million, respectively.

                                     James S. Marshall, Jr.
                                     Senior Vice President & CFO
                                     BOK Mortgage Division

    March 21, 2001


   EX-99.2 (j)

DOWNEY FINANCIAL CORP.



Management's Report on Compliance
with Minimum Servicing Standards




As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.




Daniel D.Rosenthal
President and Chief Executive Officer


Thomas E Prince
Executive Vice President
Chief Financial Officer




January 17, 2001


Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500


   EX-99.2 (k)





    M&T Mortgage Corporation

    A SUBSIDIARY OF M&T BANK - Over 140 Years of Experience Behind Us

              MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
                       MINIMUM SERVICING STANDARDS

      As of and for the year ended December 31, 2000, M&T Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, M&T Mortgage Corporation had in effect Fidelity bond and errors and omissions coverages in the amount of $45,000,000 and $20,000,000, respectively.

      M&T Mortgage Corporation



      By:



        James J. Beardi
        President



        Michael J. Todaro
        Senior Vice President



        Mark J. Mendell
        Vice President


   EX-99.2 (l)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group



     EX-99.3 (a)


     HIBERNIA   (logo)
     MEMBER FDIC

     Wells Fargo Bank Minnesota, N.A.
     11000 Broken Land Parkway
     Columbia, MD 21044-3562
     Attention: Master Servicing
     RE: Officer's Certificate


     Dear Master Servicer:


     The undersigned Officer certifies the following for the 2000 fiscal year:

     (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

     (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

     (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

     (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

     (F) All Custodial Accounts have been reconciled and are properly funded;and

     (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

     Certified By:


     Officer


     Sr. Vice President
     Title


     3/30/01
     Date


   EX-99.3 (b)


       HOMESIDE   (logo)
       LENDING, INC.





       June 21, 2001


       Ms. Dionne Dixon
       Wells Fargo Bank Minnesota
       11000 Broken Land Parkway
       Columbia, Maryland 21044

       Re:  Annual Officer's Certification
            Fiscal Year Ending September 30, 2000

       Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Lmpohwat@homeside.com.

       Sincerely,



       Karen Bryan
       Vice President


   EX-99.3 (c)
National City   (logo)
Mortgage


National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



      Wells Fargo Bank Minnesota, N. A.
      Attn: Master Servicing
      11000 Broken Land Parkway
      Columbia, Maryland 21044-3562

           RE:  Annual Officer's Servicing Certification

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due,that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


       Certified By:


       Officer  (Charles M. Abourezk)

       National City Mortgage
       Company

       Vice President
       Title

       March 19, 2001
       Date




       No One Cares More!


   EX-99.3 (d)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001



      March 20, 2001



      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

      6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.




      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.



   EX-99.3 (e)

    Chevy Chase Bank
    6151 Chevy Chase Drive
    Laurel, Maryland 20707

    December 15,2000


    Wells Fargo Home Mortgage Inc. (710)
    11000 Broken Land Parkway
    Columbia, MD 21044
    ATTN Susan Gibson

    Subject: Annual Audited Financial Statements, Uniform Single Audit Letter and Statement of Compliance Certification (F.Y. Ending 09/30/00)

    In compliance with the servicing guidelines and requirements outlined in the Sale/Servicing Agreement by and between your company and Chevy Chase Bank, FSB, I hereby submit the above subject information and reports for your review as follows:

              (A) Enclosed is our 2000 Audited Financial Statement prepared by our independent accounting firm of Arthur Andersen, LLP, by Mr. Daniel Lasik, Audit Partner, at 8000 Towers Crescent Drive, Vienna, Virginia 22182, (703) 962-3802, ID# 36-0732690. This information is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photocopying, as well as distribution, other than for internal review purposes.

             (B) Enclosed is a copy of the Uniform Single Audit Letter issued by Arthur Anderson.

             (C) Evidence of our current Fidelity Bond and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March, 2000 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 8401 Connecticut Avenue, Chevy Chase, Maryland 20815.

            (D) As Loan Servicing Manager and an Officer of Chevy Chase Bank, and having authorization to issue this officers certification statement, I hereby submit the following:



        1. The Fidelity Bond and the Errors and Omissions Insurance Policies are in full force and effect and meet the requirements of the definitions of such terms.

        2. All information pertaining to real estate transactions has been reported as required by the Internal Revenue Service.

        3. All insurance premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any), Primary Mortgage Insurance Policy (if any), and FHA Ceitification of Mortgage Insurance (if any) and all taxes, ground rents and other charges have been paid when due or within applicable grace periods.

        4. The status of each mortgage has been reported to the major credit repositories each month.

        5. All required interest rate and/or monthly payment adjustments for the ARMS and PARMS were made in accordance with the mortgage documents.

        6. The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Standard Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Standard Servicing Agreement throughout such year.


    Sincerely,




    Vicki L. Parry
    Vice President
    Mortgage Loan Servicing Division


    VLP:ey
    Enclosures



   EX-99.3 (f)

    Huntington
    Mortgage   (logo)
    Company

                                  OFFICER'S CERTIFICATE


    Dear Master Servicer:



    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

   G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date


   EX-99.3 (g)

    Central     (logo)
    National Bank

    March 29, 2001

    Wells Fargo Bank Minnesota, N.A
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the term of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

   B. I have confirmed that the Servicer is currently and approved FNMA or FHLMC servicer in good standing

   C. I have confirmed that the Fidelity Bond, the Effors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

   D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect,

   E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgage Property, the reason for the nonpayment has been reported to Norwest Bank Minnesota, N.A.;

    F. All Custodial Accounts have been reconciled and are properly funded; and

    G. All annual reports of Foreclosure and Adandonment of Mortgaged Property required per section 6050H, 6050J and 605OP of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:


    Edward J. Meekins
    Vice President and Director of Mortgage Banking
    3/29/2001


    Member F.D.I.C


   EX-99.3 (h)

       AMERICA FIRST   (logo)
       CREDIT UNION

       MORTGAGE LOAN SERVICING

       Wells Fargo Bank Minnesota, N.A.
       11000 Broken Land Parkway
       Columbia, MD 21044-3562
       Attention: Master Servicing


       Re: Officer's Certificate


       Dear Master Servicer:

       The undersigned Officer certifies the following for the 2000 fiscal year:

        (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

        (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

        (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

        (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

        (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

       (F) All Custodial Accounts have been reconciled and are properly funded; and

       (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

       Certified By:

       Officer

       Chief Financial Officer
       Title

       March 30, 2001
       Date

                                   With You In Mind

    P.O. BOX 9338 * OGDEN, UT 84409 * (801) 778-8485 * SALT LAKE CITY, UT
    (801) 966-5553 EXT. 8485 * WATS-IN-STATE AND OUT-OF-STATE *
    1-800-999-3961 EXT 8485

                                   www.americafirst.com


   EX-99.3 (i)

      BOk Mortgage    (logo)

      7060 South Yale
      Tulsa, Oklahoma 74136-5716

      Wells Fargo Corporate Trust Service
      Wells Fargo Bank Minnesota, N.A.
      11000 Broken Land Parkway
      Columbia, MD 21044-3562
      Attention: Master Servicing

      RE: Officer's Certificate

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Norwest Bank Minnesota, N.A.;

      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

      (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement,Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

      (D) All premiums for each Hazard Insurance Policy,Flood Insurance Policy (if applicable)and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect,

      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Norwest Bank Minnesota, N.A.;

      (F)   All Custodial Accounts have been reconciled and are properly funded;
            and

      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

       Certified By:



       Officer


       Title

       3/30/01


   EX-99.3 (j)

    DOWNEY SAVINGS   (logo)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing


    RE: Officers Certificate


    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified



Title


Date



DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100



   EX-99.3 (k)

    M&T MORTGAGE CORPORATION     (logo)
    A SUBSIDIARY OF M&T BANK*  Over 140 years of Experience Behind Us

    Wells Fargo Bank Minnesota, N.A
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:



    Officer


    Title


    Date


   EX-99.3 (l)

    CENDANT   (logo)
    Mortgage



    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date